Form 10-K/A
period 2000-12-31
CHL MORTGAGE PASS THROUGH 2000-1
filed 2001-05-31
CIK 1104355

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-K/A

(Mark One)

     [X] AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended: December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

                      Commission file number: 333-72655-09


                                   CWMBS, Inc.
                Mortgage Pass-Through Certificates, Series 2000-1
                -------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                   95-4449516
------------------------------------       ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

c/o      The Bank of New York
         101 Barclay Street
         New York, New York                                 10286
-----------------------------------------  -----------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (212) 815-2007
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the Registrant: Not applicable

Indicate the number of shares of common stock of the Registrant outstanding as of December 31, 2000: Not applicable

                                Amendment No. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part IV, Item 14 and
Exhibit 99.2, as a part of this report on Form 10-K.


Part IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                    (a) (1) Pursuant to the Pooling and Servicing Agreement, the
               Master Servicer is required to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement (the "Annual Report of the Firm of Accountants"). The Annual Report of the Firm of Accountants is required to be delivered not later than 120 days after the end of the Master Servicer's fiscal year. The Annual Report of the Firm of Accountants is attached as
               Exhibit 99.2 to this Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Date:  May 22, 2001








-----------

* This Report is being filed by the Trustee on behalf of the Trust Fund. The Trust Fund does not have any officers or directors.

EXHIBIT INDEX


                                                                     Sequential
Exhibit  Document                                                   Page Number


99.2    Annual Report of the Firm of Accountants..............................6